Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2022-C15
filed 2024-03-21
CIK 1913593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

State the aggregate market value of the voting and non-voting comm equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the IPCC National Storage Portfolio XVI Mortgage Loan and the NYC MFRT Portfolio Mortgage Loan, which constituted approximately 5.5% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The IPCC National Storage Portfolio XVI Mortgage Loan and the NYC MFRT Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the IPCC National Storage Portfolio XVI Mortgage Loan or the NYC MFRT Portfolio Mortgage Loan and two other pari passu loans, each of which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the BMO 2022-C1 Mortgage Trust transaction, Commission File Number 333-255934-01 (the “BMO 2022-C1 Transaction”). These loan combinations, including the IPCC National Storage Portfolio XVI Mortgage Loan and the NYC MFRT Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2022-C1 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the 1888 Century Park East Mortgage Loan, the Moonwater Office Portfolio Mortgage Loan, the Bedrock Portfolio Mortgage Loan, the Meadowood Mall Mortgage Loan and the Visions Hotel Portfolio III Mortgage Loan and the special servicer of the 1888 Century Park East Mortgage Loan prior to May 2, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

K-Star Asset Management LLC is the special servicer of the 1888 Century Park East Mortgage Loan, which constituted approximately 6.3% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 1888 Century Park East Mortgage Loan from May 2, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combinations that include the 1888 Century Park East Mortgage Loan, the IPCC National Storage Portfolio XVI Mortgage Loan, the NYC MFRT Portfolio Mortgage Loan and the Meadowood Mall Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC as special servicer of the Meadowood Mall Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the 1888 Century Park East Mortgage Loan on and after May 2, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of K-Star Asset Management LLC as special servicer of the 1888 Century Park East Mortgage Loan on and after May 2, 2023, CWCapital Asset Management LLC as special servicer of the IPCC National Storage Portfolio XVI Mortgage Loan and the NYC MFRT Portfolio Mortgage Loan and 3650 REIT Loan Servicing LLC as special servicer of the Meadowood Mall Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

4.23         Amended and Restated Agreement Between Noteholders, entered into March 18, 2024 and dated as of November 5, 2021, between Wells Fargo Bank, National Association, as Master Servicer on behalf of Wilmington Trust, National Association, as Trustee for the benefit of the Registered Holders of Wells Fargo Commercial Mortgage Trust 2021-C61, Commercial Mortgage Pass-Through Certificates, Series 2021-C61, as Note A-1 Holder, Wilmington Trust, National Association, as Trustee for the benefit of the Registered Holders of BBCMS Mortgage Trust 2022-C15, Commercial Mortgage Pass-Through Certificates, Series 2022-C15, as Note A-2 Holder, KeyBank National Association, as Master Servicer on behalf of Wilmington Trust, National Association, as Trustee for the benefit of the Registered Holders of BMO 2022-C1 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2022-C1, as Note A-3 Holder, Computershare Trust Company, National Association, as Trustee for the benefit of the Registered Holders of 3650R 2022-PF2 Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2022-PF2, as Note A-4-A Holder, Computershare Trust Company, National Association, as Trustee for the benefit of the Registered Holders of Benchmark 2023-V2 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2023-V2, as Note A-4-B Holder, and 3650 Cal Bridge Reno LLC, as Note B Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 20, 2024 under Commission File No. 333-257737-03 and incorporated by reference herein).

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

33.58       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1888 Century Park East Mortgage Loan prior to May 2, 2023 (see Exhibit 33.1)

33.59       K-Star Asset Management LLC, as Special Servicer of the 1888 Century Park East Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

33.60       Wilmington Trust, National Association, as Trustee of the 1888 Century Park East Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Computershare Trust Company, National Association, as Custodian of the 1888 Century Park East Mortgage Loan (see Exhibit 33.5)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the 1888 Century Park East Mortgage Loan

33.63       KeyBank National Association, as Primary Servicer of the IPCC National Storage Portfolio XVI Mortgage Loan (see Exhibit 33.27)

33.64       CWCapital Asset Management LLC, as Special Servicer of the IPCC National Storage Portfolio XVI Mortgage Loan

33.65       Wilmington Trust, National Association, as Trustee of the IPCC National Storage Portfolio XVI Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Computershare Trust Company, National Association, as Custodian of the IPCC National Storage Portfolio XVI Mortgage Loan (see Exhibit 33.5)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the IPCC National Storage Portfolio XVI Mortgage Loan (see Exhibit 33.62)

33.68       KeyBank National Association, as Primary Servicer of the NYC MFRT Portfolio Mortgage Loan (see Exhibit 33.27)

33.69       CWCapital Asset Management LLC, as Special Servicer of the NYC MFRT Portfolio Mortgage Loan (see Exhibit 33.64)

33.70       Wilmington Trust, National Association, as Trustee of the NYC MFRT Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Computershare Trust Company, National Association, as Custodian of the NYC MFRT Portfolio Mortgage Loan (see Exhibit 33.5)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the NYC MFRT Portfolio Mortgage Loan (see Exhibit 33.62)

33.73       KeyBank National Association, as Primary Servicer of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 33.27)

33.74       KeyBank National Association, as Special Servicer of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 33.27)

33.75       Wilmington Trust, National Association, as Trustee of the Coleman Highline Phase IV Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Computershare Trust Company, National Association, as Custodian of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 33.5)

33.77       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Visions Hotel Portfolio III Mortgage Loan (see Exhibit 33.1)

33.78       LNR Partners, LLC, as Special Servicer of the Visions Hotel Portfolio III Mortgage Loan (see Exhibit 33.28)

33.79       Wilmington Trust, National Association, as Trustee of the Visions Hotel Portfolio III Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Computershare Trust Company, National Association, as Custodian of the Visions Hotel Portfolio III Mortgage Loan (see Exhibit 33.5)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Visions Hotel Portfolio III Mortgage Loan (see Exhibit 33.62)

33.82       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meadowood Mall Mortgage Loan (see Exhibit 33.1)

33.83       3650 REIT Loan Servicing LLC, as Special Servicer of the Meadowood Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Computershare Trust Company, National Association, as Trustee of the Meadowood Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Computershare Trust Company, National Association, as Custodian of the Meadowood Mall Mortgage Loan (see Exhibit 33.5)

33.86       Park Bridge Lender Services LLC, as Operating Advisor of the Meadowood Mall Mortgage Loan (see Exhibit 33.62)

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

34.58       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1888 Century Park East Mortgage Loan prior to May 2, 2023 (see Exhibit 34.1)

34.59       K-Star Asset Management LLC, as Special Servicer of the 1888 Century Park East Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

34.60       Wilmington Trust, National Association, as Trustee of the 1888 Century Park East Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Computershare Trust Company, National Association, as Custodian of the 1888 Century Park East Mortgage Loan (see Exhibit 34.5)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the 1888 Century Park East Mortgage Loan

34.63       KeyBank National Association, as Primary Servicer of the IPCC National Storage Portfolio XVI Mortgage Loan (see Exhibit 34.27)

34.64       CWCapital Asset Management LLC, as Special Servicer of the IPCC National Storage Portfolio XVI Mortgage Loan

34.65       Wilmington Trust, National Association, as Trustee of the IPCC National Storage Portfolio XVI Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Computershare Trust Company, National Association, as Custodian of the IPCC National Storage Portfolio XVI Mortgage Loan (see Exhibit 34.5)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the IPCC National Storage Portfolio XVI Mortgage Loan (see Exhibit 34.62)

34.68       KeyBank National Association, as Primary Servicer of the NYC MFRT Portfolio Mortgage Loan (see Exhibit 34.27)

34.69       CWCapital Asset Management LLC, as Special Servicer of the NYC MFRT Portfolio Mortgage Loan (see Exhibit 34.64)

34.70       Wilmington Trust, National Association, as Trustee of the NYC MFRT Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Computershare Trust Company, National Association, as Custodian of the NYC MFRT Portfolio Mortgage Loan (see Exhibit 34.5)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the NYC MFRT Portfolio Mortgage Loan (see Exhibit 34.62)

34.73       KeyBank National Association, as Primary Servicer of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 34.27)

34.74       KeyBank National Association, as Special Servicer of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 34.27)

34.75       Wilmington Trust, National Association, as Trustee of the Coleman Highline Phase IV Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Computershare Trust Company, National Association, as Custodian of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 34.5)

34.77       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Visions Hotel Portfolio III Mortgage Loan (see Exhibit 34.1)

34.78       LNR Partners, LLC, as Special Servicer of the Visions Hotel Portfolio III Mortgage Loan (see Exhibit 34.28)

34.79       Wilmington Trust, National Association, as Trustee of the Visions Hotel Portfolio III Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Computershare Trust Company, National Association, as Custodian of the Visions Hotel Portfolio III Mortgage Loan (see Exhibit 34.5)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Visions Hotel Portfolio III Mortgage Loan (see Exhibit 34.62)

34.82       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meadowood Mall Mortgage Loan (see Exhibit 34.1)

34.83       3650 REIT Loan Servicing LLC, as Special Servicer of the Meadowood Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Computershare Trust Company, National Association, as Trustee of the Meadowood Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Computershare Trust Company, National Association, as Custodian of the Meadowood Mall Mortgage Loan (see Exhibit 34.5)

34.86       Park Bridge Lender Services LLC, as Operating Advisor of the Meadowood Mall Mortgage Loan (see Exhibit 34.62)

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

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1888 Century Park East Mortgage Loan prior to May 2, 2023 (see Exhibit 35.1)

35.26       K-Star Asset Management LLC, as Special Servicer of the 1888 Century Park East Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

35.27       KeyBank National Association, as Primary Servicer of the IPCC National Storage Portfolio XVI Mortgage Loan (see Exhibit 35.12)

35.28       CWCapital Asset Management LLC, as Special Servicer of the IPCC National Storage Portfolio XVI Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       KeyBank National Association, as Primary Servicer of the NYC MFRT Portfolio Mortgage Loan (see Exhibit 35.12)

35.30       CWCapital Asset Management LLC, as Special Servicer of the NYC MFRT Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       KeyBank National Association, as Primary Servicer of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 35.12)

35.32       KeyBank National Association, as Special Servicer of the Coleman Highline Phase IV Mortgage Loan (see Exhibit 35.12)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Visions Hotel Portfolio III Mortgage Loan (see Exhibit 35.1)

35.34       LNR Partners, LLC, as Special Servicer of the Visions Hotel Portfolio III Mortgage Loan (see Exhibit 35.13)

35.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meadowood Mall Mortgage Loan (see Exhibit 35.1)

35.36       3650 REIT Loan Servicing LLC, as Special Servicer of the Meadowood Mall Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 21, 2024